Form 10-Q
period 2014-01-31
TRAVELSAFE, INC.
filed 2014-03-03
CIK 1582589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended January 31, 2014

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-191443

Travelsafe, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2283813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12926 Morehead
Chapel Hill, NC 27517

(Address of principal executive offices)(Zip Code)

(919) 969-2982

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of February 28, 2014, the registrant had 5,950,000 shares of its common stock outstanding.

TRAVELSAFE, INC.

QUARTERLY REPORT ON FORM 10-Q
January 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAVELSAFE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	January 31, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$31,990	$86,475
Prepaid expenses	10,937
Total assets	$42,927	$86,475

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loan payable from related party	$4,208	$4,208
Total liabilities	4,208	4,208

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 5,950,000 and 5,950,000 shares issued and outstanding, respectively	60	60
Additional paid-in capital	102,815	93,815
Deficit accumulated during the development stage	(64,156)	(11,608)
Total stockholders' equity	38,719	82,267

Total liabilities and stockholders' equity	$42,927	$86,475

See Accompanying Notes to Unaudited Condensed Financial Statements

TRAVELSAFE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Six Months Ended	For the Period from March 7, 2013
	January 31, 2014	January 31, 2014	(Inception) to January 31, 2014

Operating expenses
Professional fees	$22,088	$42,584	$46,373
Compensation	4,500	9,000	16,500
General and administrative	924	964	1,283
Total operating expenses	27,512	52,548	64,156

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(27,512)	(52,548)	(64,156)

Provision for Income Taxes	-	-	-

NET LOSS	$(27,512)	$(52,548)	$(64,156)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,950,000	5,950,000

See Accompanying Notes to Unaudited Condensed Financial Statements

TRAVELSAFE, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 7, 2013 (INCEPTION) TO JANUARY 31, 2014
(UNAUDITED)

						Deficit
					Additional	accumulated during	Total
	Preferred stock		Common stock		paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance, March 7, 2013 (Inception)	-	$-	-	$-	$-	$-	$-

Founder common stock issued for cash ($.00001/share)	-	-	5,000,000	50	-	-	50

Common stock issued for cash ($.10/share), net of fees of $8,675	-	-	950,000	10	86,315	-	86,325

In kind contribution of services	-	-	-	-	7,500	-	7,500

Net loss for the period from March 7, 2013 (Inception) to July 31, 2013	-	-	-	-	-	(11,608)	(11,608)

Balance, July 31, 2013	-	-	5,950,000	60	93,815	(11,608)	82,267

In kind contribution of services	-	-	-	-	9,000	-	9,000

Net loss for the six months ended January 31, 2014	-	-	-	-	-	(52,548)	(52,548)

Balance, January 31, 2014	-	$-	5,950,000	$60	$102,815	$(64,156)	$38,719

See Accompanying Notes to Unaudited Condensed Financial Statements

TRAVELSAFE, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended	For the Period from March 7, 2013
	January 31, 2014	(Inception) to January 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(52,548)	$(64,156)
Adjustments to reconcile net loss to net cash used in operations
In kind contribution of services	9,000	16,500
Changes In Operating Assets and Liabilities
Increase in prepaid expenses	(10,937)	(10,937)
Net Cash Used In Operating Activities	(54,485)	(58,593)

Cash Flows Used in Investing Activities:	-	-

Cash Flows From Financing Activities:
Loans from related party	-	4,208
Proceeds from sale of common stock, net	-	86,375
Net Cash Provided by Financing Activities	-	90,583

Net Increase / (Decrease) in Cash	(54,485)	31,990

Cash at Beginning of Period	86,475	-

Cash at End of Period	$31,990	$31,990

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

TRAVELSAFE, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended January 31, 2014 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

TravelSafe, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on March 7, 2013. The Company plans to arrange medical, mobility, companion and associated travel services for senior citizens with medical and/or physical conditions that require or may require specialized accommodations. The Company’s fiscal year end is July 31.

The activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates include the valuation of deferred tax valuation allowance and valuation of contributed services.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2014 and July 31, 2013, the Company has no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “  Earnings Per Share.  ” As of January 31, 2014 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, income taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC Topic 605, “Revenue Recognition ”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

(H) Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the Company’s financial instruments for the Loans payable - related party are the approximate fair value based on the short-term maturity for these instruments.

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with ASC Topic 820,  Fair Value Measurements and Disclosures  (“ASC Topic 820”). For certain of our financial instruments, including cash and accounts payable, the carrying amounts approximate fair value due to their short maturities.

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

(I) Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 2 – PREPAID EXPENSES

On December 17, 2013 the Company entered into a 1 year agreement with its transfer agent for services of $12,500. The Company is amortizing the cost of the services over the duration of the contract. As of January 31, 2014, the unamortized balance is $10,937.

NOTE 3 LOAN PAYABLE - RELATED PARTY

At January 31, 2014 and July 31, 2013, the Company’s president has paid a total of $4,208 on behalf of the Company for expenses. The amount is payable upon demand, non-interest bearing and unsecured.

NOTE 4 STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company authorized 10,000,000 shares of blank check preferred stock with a par value of $.00001 per share with rights and preferences to be determined by the board of directors.

(B) Common Stock Issued for Cash

On March 7, 2013, the Company sold 5,000,000 shares of founder stock ($0.00001/share) for cash of $50.

Between May 16, 2013 and July 31, 2013 the Company sold 950,000 shares of common stock to 30 investors ($0.10/share) for cash of $95,000 less expenses of $8,675.

(C) In-Kind Contribution of Services

During the year ended July 31, 2013, the Officer of the Company contributed services having a fair value of $7,500.

During the three and six months ended January 31, 2014, the Officer of the Company contributed services having a fair value of $4,500 and $9,000 respectively.

NOTE 5 GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations. The Company has used cash in operations of $58,593 from inception and has a net loss since inception $64,156. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains foward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and working to obtain our first client but have not yet engaged any clients.

TravelSafe, Inc. is in the business of arranging medical, mobility, companion and associated services for senior citizens with medical and/or physical conditions that require or may require specialized accommodation. While we do not directly provide medical, mobility, companion and associated services to our clients, we arrange for the services necessary to make travel safe and worry-free for seniors with medical concerns or physical limitations. The Company was founded by John Fahlberg, a seasoned businessman who recognized a significant need for medical/mobility support services for senior travelers residing in the Research Triangle Area. We plan to arrange on-site services providers to offer daily medical supervision, on-call emergency care, trained travel companions, medication management and mobility equipment to its clients as requested or required.

We plan to market to senior citizens in the Raleigh/Durham/Chapel Hill (RDCH), NC area that have medical or physical conditions that may require specialized travel accommodations. By May 2014, we plan to contact the medical personnel and transportation providers listed in the “Service Provider Arrangements” section of this document to establish arrangements for desired medical mobility, companion and associated travel services for our clients. We have already made contact with Interim Health Care, All Medical Personnel and Metropolitan Shuttle.

We plan to establish arrangements with hotels in selected markets that have the facilities and personnel to assist our senior citizen travels that have medical or physical disabilities by June 2014. Estimated travel costs are expected to be $2,000 to $3,000 per trip for airfare, hotels and associated costs.

We plan to develop an informational website that describes the travel services that TravelSafe can arrange. The website will provide the ability to contact TravelSafe, Inc. for more information. The website, travelsafeco.com is functioning and operational at this time. The cost for development of the website was $500.

By May 2014, we plan to contact travel agencies in the RDCH area to establish relationships whereby they can provide travel agency services for our clients. By May 2014, we plan to contact travel insurance providers to see if they may be interested in providing travel insurance to our clients. We have already contacted Allianz Travel Insurance about providing insurance.

We have contacted three senior citizen communities in the RDCH area to discuss the best means of informing residents of our travel services. In the next five to six months, we will reach out to more senior citizen retirement communities in the RDCH area to ascertain their interest in our services and present our company to them if so desired. We have also contacted three country clubs in the RDCH region that have a significant senior population to assess whether those clubs would promote our services to their members. In the next six to seven months, we plan to continue to reach out to country clubs in the region to assess whether those clubs would promote our services to their members.

We have contacted several senior citizen organizations in the area to assess their interest in our services and willingness to help market our travel services to disabled seniors. In the next seven to eight months, we will continue these efforts to reach out to senior citizen organizations in the RDCH region.

We have and will continue to work and consult with AARP Media and AARP Travelcenter over the next six months about developing a marketing strategy that targets senior citizens with medical/disability travel needs. We have made contact with several magazines that target senior citizens to explore advertising opportunities and costs. We plan to continue to explore these types of potential marketing opportunities over the next six to seven months.

By August 2014, we plan to conduct our first “trip” with two to four senior citizens to Orlando, Florida. Our clients will stay at the Wyndam Grand Orlando, which is an ADA compliant hotel that can provide ADA rooms and services for disabled travelers. We estimate that this trip will cost $1,000 to $3000 and generate revenue between $650 to $1,450.

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Results of Operation

We have conducted minimal operations during the three months ended January 31, 2014, and we have not generated revenues during this period.  We had net losses of $27,512 for the three months ended January 31, 2014. For the six months ended January 31, 2014, we have not generated any revenues during this period. We had net losses of $52,548 for the six months ended January 31, 2014.

During the three months ended January 31, 2014, we experienced general and administrative expenses of $924 and total expenses of $27,512. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items. During the six months ended January 31, 2014, we incurred total expenses of $52,548 which consisted of professional fees, consulting fees, depreciation, filing fees and general and administrative expenses.

Liquidity and Capital Resources

As of January 31, 2014, we had cash of $31,900.  Our primary uses of cash have been for professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance additional product development,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets, and
•	The cost of being a public company.

The following summarizes the key components of the Company’s cash flows for the six months ended January 31, 2014:

Cash flows used in operating activities	$(54,485)
Cash flows used in investing activities	$—
Cash flows from financing activities	$—
Net decrease in cash and cash equivalents	$(54,485)

If we do not experience any income or obtain additional financing, we could expect to run out of capital sometime in the 4th quarter of 2014. For this reason, if we do not experience any income in the second half of fiscal 2014, we will need to raise additional capital in order to continue our business.

Going Concern

Our financial statements have been prepared on a going concern basis. As of January 31, 2014, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the periods ended January 31, 2014 and July 31, 2013 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Basis of Presentation and Organization

TravelSafe, Inc. (“TravelSafe” or the “Company”) is a Nevada corporation in the development stage and has commenced limited operations. The Company was incorporated under the laws of the State of Nevada on March 7, 2013. The business plan of the Company is arrange medical, mobility, companion and associated services for senior citizens with medical and/or physical conditions that require or may require specialized accommodation. The Company intends to arrange on-site services providers to offer daily medical supervision, on-call emergency care, trained travel companions, medication management and mobility equipment to its clients as requested or required.

Development Stage

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet dates.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period from March 7, 2013 to January 31, 2014

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the period from March 7, 2013 (inception) through January 31, 2014. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of January 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2014

Travelsafe, Inc.

/s/ John Fahlberg
Name: John Fahlberg
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

