Form 10-Q
period 2014-04-30
TRAVELSAFE, INC.
filed 2014-06-09
CIK 1582589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 30, 2014

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

Yes ☒ No ☐

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

Yes ☐ No ☒

As of June 6, 2014, the registrant had 5,950,000 shares of its common stock outstanding.

TRAVELSAFE, INC.

QUARTERLY REPORT ON FORM 10-Q

April 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAVELSAFE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS

Current assets
Cash	$21,311	$86,475
Prepaid expenses	7,892
Total assets	$29,203	$86,475

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loan payable from related party	$4,333	$4,208
Total liabilities	4,333	4,208

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 5,950,000 and 5,950,000 shares issued and outstanding, respectively	60	60
Additional paid-in capital	107,315	93,815
Deficit accumulated during the development stage	(82,505)	(11,608)
Total stockholders' equity	24,870	82,267

Total liabilities and stockholders' equity	$29,203	$86,475

See Accompanying Notes to Unaudited Condensed Financial Statements

TRAVELSAFE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Period from March 7, 2013	For the Nine Months Ended	For the Period from March 7, 2013
	April 30, 2014	(Inception) to April 30, 2013	April 30, 2014	(Inception) to April 30, 2014

Operating expenses
Professional fees	$13,568	$3,789	$56,152	$59,941
Compensation	4,500	3,000	13,500	21,000
General and administrative	281	319	1,245	1,564
Total operating expenses	18,349	7,108	70,897	82,505

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(18,349)	(7,108)	(70,897)	(82,505)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(18,349)	$(7,108)	$(70,897)	$(82,505)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,950,000	5,000,000	5,950,000

See Accompanying Notes to Unaudited Condensed Financial Statements

TRAVELSAFE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 7, 2013 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance, March 7, 2013 (Inception)	-	$-	-	$-	$-	$-	$-

Founder common stock issued for cash ($.00001/share)	-	-	5,000,000	50	-	-	50

Common stock issued for cash ($.10/share), net of fees of $8,675	-	-	950,000	10	86,315	-	86,325

In kind contribution of services	-	-	-	-	7,500	-	7,500

Net loss for the period from March 7, 2013 (Inception) to July 31, 2013	-	-	-	-	-	(11,608)	(11,608)

Balance, July 31, 2013	-	-	5,950,000	60	93,815	(11,608)	82,267

In kind contribution of services	-	-	-	-	13,500	-	13,500

Net loss for the nine months ended April 30, 2014	-	-	-	-	-	(70,897)	(70,897)

Balance, April 30, 2014	-	$-	5,950,000	$60	$107,315	$(82,505)	$24,870

See Accompanying Notes to Unaudited Condensed Financial Statements

TRAVELSAFE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Period from March 7, 2013	For the Period from March 7, 2013
	April 30, 2014	(Inception) to April 30, 2013	(Inception) to April 30, 2014
Cash Flows From Operating Activities:
Net Loss	$(70,897)	$(7,108)	$(82,505)
Adjustments to reconcile net loss to net cash used in operating activities:
In kind contribution of services	13,500	3,000	21,000
Amortization expense	4,608	-	4,608
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,500)	-	(12,500)
Net Cash Used In Operating Activities	(65,289)	(4,108)	(69,397)

Cash Flows Used in Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Loans from related party	125	4,208	4,333
Proceeds from sale of common stock, net	-	-	86,375
Net Cash Provided by Financing Activities	125	4,208	90,708

Net Increases / (Decrease) in Cash	(65,164)	100	21,311

Cash at Beginning of Period	86,475	-	-

Cash at End of Period	$21,311	$100	$21,311

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

TRAVELSAFE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended April 30, 2014 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2014 and July 31, 2013, the Company has no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “ Earnings Per Share. ” As of April 30, 2014 and July 31, 2013 there were no common share equivalents outstanding.

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

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosers in accordance with ASC Topic 820,   Fair Value Measurements and Disclosures   (“ASC Topic 820”). For certain of our financial instruments, including cash and accounts payable, the carrying amounts approximate fair value due to their short maturities.

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

NOTE 2 – PREPAID EXPENSES

On December 17, 2013 the Company entered into a 1 year agreement with its transfer agent for services of $12,500. The Company is amortizing the cost of the services over the duration of the contract. As of April 30, 2014, the unamortized balance is $7,892.

NOTE 3 LOAN PAYABLE - RELATED PARTY

At April 30, 2014 and July 31, 2013, the Company’s president has paid a total of $4,332 and $4,208, respectively on behalf of the Company for expenses. The amount is payable upon demand, non-interest bearing and unsecured.

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

(C) In-Kind Contribution of Services

During the period ended July 31, 2013, the Officer of the Company contributed services having a fair value of $7,500.

During the three and nine months ended April 30, 2014, the Officer of the Company contributed services having a fair value of $4,500 and $13,500 respectively. For the period March 7, 2013 (Inception) to April 30, 2013 the Officer of the Company contributed services having a fair value of $3,000.

NOTE 5 GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations. The Company has used cash in operations of $69,397 from inception and has a net loss since inception $82,505. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We plan to market to senior citizens in the Raleigh/Durham/Chapel Hill (RDCH), NC area that have medical or physical conditions that may require specialized travel accommodations. By July 2014, we plan to contact the medical personnel and transportation providers listed in the “Service Provider Arrangements” section of this document to establish arrangements for desired medical mobility, companion and associated travel services for our clients. We have already made contact with Interim Health Care, All Medical Personnel and Metropolitan Shuttle.

We plan to establish arrangements with hotels in selected markets that have the facilities and personnel to assist our senior citizen travels that have medical or physical disabilities by August 2014. Estimated travel costs are expected to be $2,000 to $3,000 per trip for airfare, hotels and associated costs.

We have developed an informational website that describes the travel services that TravelSafe can arrange. The website will provide the ability to contact TravelSafe, Inc. for more information. The website, travelsafeco.com is functioning and operational at this time. The cost for development of the website was $500.

By August 2014, we plan to contact travel agencies in the RDCH area to establish relationships whereby they can provide travel agency services for our clients. By August 2014, we plan to contact travel insurance providers to see if they may be interested in providing travel insurance to our clients. We have already contacted Allianz Travel Insurance about providing insurance.

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

By September 2014, we plan to conduct our first “trip” with two to four senior citizens to Orlando, Florida. Our clients will stay at the Wyndam Grand Orlando, which is an ADA compliant hotel that can provide ADA rooms and services for disabled travelers. We estimate that this trip will cost $1,000 to $3,000 and generate revenue between $650 to $1,450.

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

Results of Operation

We have conducted minimal operations during the three months ended April 30, 2014, and we have not generated revenues during this period.  We had net losses of $18,349 for the three months ended April 30, 2014. For the nine months ended April 30, 2014, we have not generated any revenues during this period. We had net losses of $70,897 for the nine months ended April 30, 2014. For the period March 7, 2013 (Inception) to April 30, 2013 we incurred losses of $7,108.

During the three months ended April 30, 2014, we experienced general and administrative expenses of $281 and total expenses of $18,349. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items. During the nine months ended April 30, 2014, we incurred total expenses of $70,897 which consisted of professional fees, consulting fees, filing fees and general and administrative expenses. For the period March 7, 2013 (Inception) to April 30, 2013 we experienced general and administrative expenses of $319 and total expenses of $7,108.

Liquidity and Capital Resources

As of April 30, 2014, we had cash of $21,311.  Our primary uses of cash have been for professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance additional market development,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets, and
•	The cost of being a public company.

The following summarizes the key components of the Company’s cash flows for the nine months ended April 30, 2014:

Cash flows used in operating activities	$(65,289)
Cash flows used in investing activities	$—
Cash flows from financing activities	$125
Net decrease in cash and cash equivalents	$(65,164)

If we do not experience any income or obtain additional financing, we could expect to run out of capital sometime in the 4th quarter of 2014. For this reason, if we do not experience any income in the second half of fiscal 2014, we will need to raise additional capital in order to continue our business.

Going Concern

Our financial statements have been prepared on a going concern basis. As of April 30, 2014, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our unaudited financial statements for the periods ended April 30, 2014 and July 31, 2013 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the period from March 7, 2013 (inception) through April 30, 2014. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of April 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Date: June 9, 2014

Travelsafe, Inc.

/s/ John Fahlberg
Name: John Fahlberg
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

