Form 10-K
period 2014-07-31
TRAVELSAFE, INC.
filed 2014-09-17
CIK 1582589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended July 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-191443

Travelsafe, Inc.

  (Exact name of registrant as specified in its charter)

Nevada	46-2283813
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12926 Morehead

Chapel Hill, NC 27517

(Address of principal executive offices)(Zip Code)

(919) 969-2982

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Class	Name of Exchange in which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $28,500 based on the closing price of $0.03 of our common stock on January 31, 2014.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 17, 2014, there were 5,950,000 shares of common stock, par value $0.001, issued and outstanding.

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

TRAVELSAFE, INC.

ANNUAL REPORT ON FORM 10-K

July 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) if the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the market for lab-grown diamond may not develop as anticipated, (8) competition may adversely affect our business and (9) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made hereafter by the Company from time to time with its SEC filings.

PART I

Item 1. Business

We were incorporated on March 7, 2013 under the laws of the state of Nevada. We plan to be in the business of arranging medical, mobility, companion and associated services for senior citizens with medical and/or physical conditions that require or may require specialized accommodation. While we do not directly provide medical, mobility, companion and associated services to our clients, we arrange for the services necessary to make travel safe and worry-free for seniors with medical concerns or physical limitations. The Company was founded by John Fahlberg, a seasoned businessman who recognized a significant need for medical/mobility support services for senior travelers residing in the Research Triangle Area.

Older individuals under medical supervision often avoid traveling due to the fear of becoming ill while away from their doctors, pharmacies and health care providers. In many cases, travelers let symptoms go untreated or risk receiving inadequate care when away from trusted healthcare providers. This can be particularly worrisome and even dangerous for older travelers.

We plan to arrange on-site services providers to offer daily medical supervision, on-call emergency care, trained travel companions, medication management and mobility equipment to its clients as requested or required. Our clients will be required to provide their medical records and treatment requirements to us in order for us to make necessary arrangements for medical staffing, mobility equipment and/services and companion/guide. The arranged service providers will be expected to have studied our client’s background and medical records before any trip and be equipped to provide timely and appropriate care should complications or changes in our client’s health occur.

We initially plan to focus on providing our services to travelers living in the Research Triangle (Raleigh/Durham/Chapel Hill) Area of North Carolina and on destinations in the United States. We plan to develop relationships with medical, travel, guiding and emergency service providers in the United States that are able to provide specialized travel assistance to our clients. We also expect to refer our clients to a reputable travel insurance provider to cover costs in the event such client is not able to travel or complete his or her travel. To date, we have contacted Allianz Travel Insurance about providing travel insurance to our clients, and we plan on reaching out to additional insurance providers in the next four months to discuss potentially establishing a business relationship.

Target Market

Our target prospects are older individuals and couples with discretionary income or savings that can be used for travel and that have an adequate range of mobility and no severe disabilities.

We have selected the Research Triangle (Raleigh/Durham/Chapel Hill) Area of North Carolina (RTP) as our initial target market, as RTP is the location of our principal office, and it has a large percentage of seniors over the age of 65 and is a recognized destination for retirees.

According to estimated 2012 census data, approximately 10% of the population in RTP (136,973 individuals) is age 65 or older. The national statistic indicates that about 31% of people over age 65 report some level of physical disability. Therefore, approximately 34,000 seniors in RTP are expected to have disabilities and are base for our potential clients.

Marketing and Sales

At this early stage of our operation, our President and sole Director is expected to handle all marketing and sales efforts. His responsibilities include developing business arrangements with service providers, medical professionals, hotels and other travel agencies, directing the development of the company website and arrange meetings and presentations at local country clubs, retirement communities and other senior social organizations, and formulating marketing materials to be used during his presentations and meetings.

We plan to enter the market by developing relationships with travel agencies and contacting senior communities, country clubs and other senior social organizations. We plan to advertise with selected senior-oriented web sites to promote our services. We plan to develop relationships with local travel agencies and certain hotels/resorts in attractive destinations that cater to senior citizens to offer our services to their senior travelers.

Travel agencies that choose to work with us are expected to provide added-value services to their clients with special or medical concerns. We plan to pay our partner travel agencies a fee of 3% of sales generated through their referrals.

We also plan to target organizations that influence the decisions of the target audience including the American Association of Retired Persons (AARP). Our plan is to arrange meetings and presentations to promote our services to members of RTP retirement community activity organizations, country clubs and other social organizations or events that cater to seniors.

We plan to contact leading maturity magazines including Travel: 50 & Beyond, AARP The Magazine, and MORE Magazine to determine if placing banner advertising on their web sites will be cost-effective and can be focused regionally for greatest return on investment.

Currently, we have a functioning website, www.travelsafeco.com and we have begun accepting information inquiries via email. We may develop a blog to promote our services. We plan to introduce the blog via emails to prospects who have opted-in our senior travel information and recommendations.

Competition

There are a number of companies and organizations that offer mobility resources and provide certain accessibility accommodations. Many of these companies focus on wheelchair accessibility in particular. We plan to go beyond single-dimensional mobility assistance. Our goal is to arrange medical, mobility, companion and associated services for our clients.

Companies that provide some specialized travel services to seniors include:

•	Accessible Journeys (http://disabilitytravel.com)
•	Accessible Travel (http://accessible-travel.net)
•	Alternative Leisure & Co., Trips Unlimited (http://www.alctrips.com/aboutus.htm)
•	Best Bets Travel (http://www.bestbetstravel.com)
•	Exceptional Vacations, LLC (http://exceptional-vacations.com)
•	Flying Wheels Travel (http://flyingwheelstravel.com)
•	The Guided Tour (http://www.guidedtour.com)

Service Provider Arrangements

We plan to form initial relationships with medical assist, transportation companies and hotels in selected destinations to provide specified services to our clients. Below are service providers that we have already contacted or plan to contact to discuss potential arrangements:

•	Medical Personnel:

o	Interim Health Care (www.interimhealthcare.com)
o	All Medical Personnel (www.allmedstaffing.com)

•	Americans with Disabilities Act (ADA) Compliant Transportation Providers:

o	Coach USA (www.coachusa.com)
o	Metropolitan shuttle (www.metropolitanshuttle.com)

Services Pricing

TravelSafe will charge an engagement fee of $250 per client, which covers our initial consultation. Prospects will be asked to complete an extensive questionnaire regarding their disabilities and medical issues. Travelers will also provide contact information for their primary care provider and other specialists they may be using for medical care. This information will be provided to all travel personnel and care providers associated with a trip.

Based on a client’s travel goals and medical/physical concerns, we will then develop the itinerary and arrange the necessary medical, mobility and companion/guide partners to determine costs and fees associated with the actual trip or tour. We expect to generate revenue by adding a 15% markup to travel costs and a 20% markup for medical, mobility and companion/guiding fees.

We will require a 50% deposit before booking airfare, hotels, ground transportation, events, entertainment, excursions, guides and specialized medical services for the client. Two weeks prior to the trip, we will require payment of the remaining costs/fees for the trip. Clients will be allowed to cancel their trip up to two weeks prior to the trip and receive an 85% refund.

As an added benefit, we will refer our clients to a travel insurance provider in case such client is not able to travel or complete his or her travel, and will make recommendations as to the level of coverage a particular client may want to purchase. We will not provide travel insurance but will provide references and recommendations for level of coverage that may be appropriate for each trip or tour.

We do not currently engage in any business activities that provide cash flow. See “Management’s Discussion and Analysis” on page 21 .

Employees

We presently have no employees apart from our sole officer and director. Our sole officer and director devotes about 10 hours per week to the Company’s affairs.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 12926 Morehead, Chapel Hill, North Carolina 27517, and our telephone number is (919) 969-2982. There is no lease on the premises the Company is occupying and the Company is not responsible for paying rent. As we are not generating sufficient revenue at this time to justify a separate corporate office, the principal executive office is also the personal residence of our president and sole director, John Fahlberg. Once our business grows and generates revenue, we will look for more office space in a separate corporate office.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "TRVS." However, there is no market for our common stock.

Holders

As of September 17, 2014, there were 32 stockholders of record of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.0001 per share. As of September 17, 2014, there were5,950,000 shares of common stock issued and outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 17, 2014, there were 0 shares of preferred stock issued and outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2014.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended July 31, 2014. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

We plan to market to senior citizens in the Raleigh/Durham/Chapel Hill (RDCH), NC area that have medical or physical conditions that may require specialized travel accommodations. By November 2014, we plan to contact the medical personnel and transportation providers listed in the “Service Provider Arrangements” section of this document to establish arrangements for desired medical mobility, companion and associated travel services for our clients. We have already made contact with Interim Health Care, All Medical Personnel and Metropolitan Shuttle.

We plan to establish arrangements with hotels in selected markets that have the facilities and personnel to assist our senior citizen travels that have medical or physical disabilities by November 2014. Estimated travel costs are expected to be $2,000 to $3,000 per trip for airfare, hotels and associated costs.

We have developed an informational website that describes the travel services that TravelSafe can arrange. The website will provide the ability to contact TravelSafe, Inc. for more information. The website, travelsafeco.com is functioning and operational at this time. The cost for development of the website was $500.

By October 2014, we plan to contact travel agencies in the RDCH area to establish relationships whereby they can provide travel agency services for our clients. By November 2014, we plan to contact travel insurance providers to see if they may be interested in providing travel insurance to our clients. We have already contacted Allianz Travel Insurance about providing insurance.

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

By November 2014, we plan to conduct our first “trip” with two to four senior citizens to Orlando, Florida. Our clients will stay at the Wyndam Grand Orlando, which is an ADA compliant hotel that can provide ADA rooms and services for disabled travelers. We estimate that this trip will cost $1,000 to $3,000 and generate revenue between $650 to $1,450.

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

Comparison of Year Ended July 31, 2014 and July 31, 2013

We have conducted minimal operations during the year ended July 31, 2014, and we have not generated revenues during this period.  We had net losses of $84,071 for the year ended July 31, 2014. For the period March 7, 2013 (inception) to July31, 2013 we incurred losses of $11,608.

During the year ended July 31, 2014, we experienced professional fees of $64,712 and total expenses of $84,071. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items. In addition the Company incurred compensation expense of $18,000. For the period March 7, 2013 (Inception) to July 31, 2013 we experienced professional fees of $3,789, general and administrative expenses of $319, compensation expense of $7,500 and total expenses of $11,608. We expect our operating expenses to continue to increase as we continue to develop our travel services.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Going Concern

Our financial statements have been prepared on a going concern basis. As of July 31, 2014, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our audited financial statements for the periods ended July 31, 2014 and July 31, 2013 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the period from March 7, 2013 (inception) through July 31, 2014. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Travelsafe, Inc.

For the Year Ended July 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

TravelSafe, Inc.

We have audited the accompanying balance sheets of TravelSafe, Inc. (the “Company”) as of July 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended July 31, 2014 and the period from March 7, 2013 (Inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of TravelSafe, Inc. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended July 31, 2014 and the period from March 7, 2013 (Inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has used cash in operations of $70,389 and has a net loss of $84,071. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

September 17, 2014

TRAVELSAFE, INC.

BALANCE SHEETS

	July 31, 2014	July 31, 2013

ASSETS

Current assets
Cash	$16,224	$86,475
Prepaid expenses	4,768	-
Total assets	$20,992	$86,475

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$450	$-
Loan payable from related party	4,346	4,208
Total liabilities	4,796	4,208

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized, 5,950,000 and 5,950,000 shares issued and outstanding, respectively	60	60
Additional paid-in capital	111,815	93,815
Accumulated deficit	(95,679)	(11,608)
Total stockholders' equity	16,196	82,267

Total liabilities and stockholders' equity	$20,992	$86,475

See the accompanying notes to the financial statements

TRAVELSAFE, INC.

STATEMENTS OF OPERATIONS

		For the Period from
	For the Year Ended	March 7, 2013 (Inception)
	July 31, 2014	to July 31, 2013

Operating expenses
Professional fees	$64,712	$3,789
Compensation	18,000	7,500
General and administrative	1,359	319
Total operating expenses	84,071	11,608

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(84,071)	(11,608)

Provision for Income Taxes	-	-

NET LOSS	$(84,071)	$(11,608)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,950,000	5,306,233

See the accompanying notes to the financial statements

TRAVELSAFE, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 7, 2013 (INCEPTION) TO JULY 31, 2014

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Equity

Balance, March 7, 2013 (Inception)	-	$-	-	$-	$-	$-	$-

Founder common stock issued for cash ($.00001/share)	-	-	5,000,000	50	-	-	50

Common stock issued for cash ($.10/share), net of fees of $8,675	-	-	950,000	10	86,315	-	86,325

In kind contribution of services	-	-	-	-	7,500	-	7,500

Net loss for the period from March 7, 2013 (Inception) to July 31, 2013	-	-	-	-	-	(11,608)	(11,608)

Balance, July 31, 2013	-	-	5,950,000	60	93,815	(11,608)	82,267

In kind contribution of services	-	-	-	-	18,000	-	18,000

Net loss for the year ended July 31, 2014	-	-	-	-	-	(84,071)	(84,071)

Balance, July 31, 2014	-	$-	5,950,000	$60	$111,815	$(95,679)	$16,196

See the accompanying notes to the financial statements

TRAVELSAFE, INC

STATEMENT OF CASH FLOWS

	For the Year Ended	For the Period from March 7, 2013
	July 31, 2014	(Inception) to July 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(84,071)	$(11,608)
Adjustments to reconcile net loss to net cash used in operating activities:
In kind contribution of services	18,000	7,500
Amortization expense	7,732	-
Changes in operating assets and liabilities:
Increase in accounts payable	450	-
Increase in prepaid expenses	(12,500)	-
Net Cash Used In Operating Activities	(70,389)	(4,108)

Cash Flows Used in Investing Activities:	-	-

Cash Flows From Financing Activities:
Loans from related party	138	4,208
Proceeds from sale of common stock, net	-	86,375
Net Cash Provided by Financing Activities	138	90,583

Net Increases / (Decrease) in Cash	(70,251)	86,475

Cash at Beginning of Period	86,475	-

Cash at End of Period	$16,224	$86,475

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See the accompanying notes to the financial statements

TRAVELSAFE, INC

NOTES TO AUDITED FINANCIAL STATEMENTS

AS OF JULY 31, 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

TravelSafe, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 7, 2013. The Company plans to arrange medical, mobility, companion and associated travel services for senior citizens with medical and/or physical conditions that require or may require specialized accommodations. The Company’s fiscal year end is July 31.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2014 and July 31, 2013, the Company has no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “ Earnings Per Share. ” As of July 31, 2014 and July 31, 2013, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740 (ASC 740). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of July 31, 2014, the Company has a net operating loss carryforward of approximately $70,179 available to offset future taxable income through 2034. The increase in the valuation allowance at July 31, 2014 was $66,071 to $70,179.

July 31, 2014
Expected income tax recovery (expense) at the statutory rate of 34%	$(32,330)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	6,922
Change in valuation allowance	25,408
Provision for income taxes	$-

The components of deferred income taxes are as follows:

July 31, 2014
Deferred income tax asset:
Net operating loss carryforwards	$(26,987)
Valuation allowance	26,987
Deferred income taxes	$-

The Company’s Federal Income Tax Returns for the year ended July 31, 2014 remain subject to examination by the Internal Revenue Service through 2019.

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

(I) Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 2 LOAN PAYABLE - RELATED PARTY

As of July 31, 2014 and July 31, 2013, the Company’s president has paid a total of $4,346 and $4,208, respectively on behalf of the Company for expenses. The amount is payable upon demand, non-interest bearing and unsecured.

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company authorized 10,000,000 shares of blank check preferred stock with a par value of $.00001 per share with rights and preferences to be determined by the board of directors.

(B) Common Stock Issued for Cash

On March 7, 2013, the Company sold 5,000,000 shares of founder stock for cash of $50.

Between May 16, 2013 and July 31, 2013 the Company sold 950,000 shares of common stock to 30 investors for cash of $95,000 less expenses of $8,675.

(C) In-Kind Contribution of Services

During the year ended July 31, 2013, the Officer of the Company contributed services having a fair value of $7,500.

During the year ended July 31, 2014, the Officer of the Company contributed services having a fair value of $18,000. For the period March 7, 2013 (Inception) to July 31, 2014 the Officer of the Company contributed services having a fair value of $25,500.

NOTE 4 GOING CONCERN

As reflected in the accompanying audited financial statements, the Company has used cash in operations of $70,389 and has a net loss of $84,071 for the year ended July 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2014, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and directors as of July 31, 2014. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
John Fahlberg	68	President and Sole Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

John Fahlberg, President and Sole Director

Mr. Fahlberg has a long history of serving in leadership positions in companies of all types. Most recently, Mr. Fahlberg served as an officer and director at both The Golf Alliance Corporation from the time the company was formed in July 2007 until it was sold in February 2010. He served as an officer and director of New Age Translations from the time it was organized in January 2005 until it was sold in November 2006. Both New Age Translations and The Golf Alliance were development stage companies and were both acquired through reverse mergers.

From January 1990 until October 1994, Mr. Fahlberg served as Chief Financial Officer at Insignia Systems, Inc. Previously, he served for three years as Chief Financial Officer at Zycad Corporation from February 1983 until May 1989. At both Zycad and Insignia, Mr. Fahlberg was a major force in leading these companies to complete their initial public offerings. From March 1974 until April 1978, he worked in the corporate finance department of Target Corporation. From July 1970 until February 1974, Mr. Fahlberg worked in the corporate finance department of Exxon Mobile Corporation. He earend a master of business administration from the University of Minnesota.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
John Fahlberg, President and Sole Director	2014	$0	0	0	0	0	0	0	$0
	2013	$0	0	0	0	0	0	0	$0

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We currently do not have an employment agreement with Mr. Fahlberg.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of July 31, 2014.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of September 17, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
John Fahlberg 12926 Morehead Chapel Hill, NC 27517	5,000,000	84.03%

All Executive Officers and Directors as a group (1 person)	5,000,000	84.03%

*	less than 1%

(1)	Based on 5,950,000 shares of common stock outstanding as of September 17, 2014.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since inception to July 31, 2014, the Company received loans from its CEO, John Fahlberg in the amount of $4,346. The loans were provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment. The balance of these loans at July 31, 2014 was $4,346

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

John Fahlberg is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended July 31, 2014 and 2013, we were billed approximately $7,000 and $6,500, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $2,000 and $13,878 for S-1 filings for the fiscal years ended July 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended July 31, 2014 and 2013, we were billed $450 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2014 and 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

 PART IV

Item 15.       Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number		Description
3.1		Certificate of Incorporation**
3.2		Bylaws**
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 9, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2014

Travelsafe, Inc.

/s/ John Fahlberg
Name: John Fahlberg
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

