Form 10-Q
period 2014-10-31
Clone Algo Technologies Inc.
filed 2014-12-12
CIK 1582589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended October 31, 2014

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-191443

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

(Exact name of registrant as specified in its charter)

Nevada	46-2283813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV 89169-0952

 (Address of principal executive offices)(Zip Code)

844-256-6325

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

Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of December 12, 2014, the registrant had 94,150,000 shares of its common stock outstanding.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

 QUARTERLY REPORT ON FORM 10-Q

October 31, 2014

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED BALANCE SHEETS

	October 31, 2014	July 31, 2014
	(UNAUDITED)
ASSETS
Current assets
Cash	$987,424	$16,224
Accounts receivable	110,000	-
Prepaid infrastructure expense	186,667	-
Prepaid expenses	5,050	4,768
Total assets	$1,289,141	$20,992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$22,965	$450
Loan payable to related party	-	4,346
Total liabilities	22,965	4,796

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 200,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 3,000,000,000 shares authorized, 94,150,000 and 5,950,000 shares issued and outstanding at October 31, 2014 and July 31, 2014, respectively	94,150	5,950
Additional paid-in capital	2,697,200	105,925
Subscriptions receivable	(1,430,000)	-
Accumulated deficit	(95,174)	(95,679)
Total stockholders' equity	1,266,176	16,196

Total liabilities and stockholders' equity	$1,289,141	$20,992

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	October 31, 2014	October 31, 2013

Revenues	$110,000	$-

Cost of sales	33,333	-

Gross profit	76,667	-

Operating expenses:
Professional fees	60,410	20,496
Compensation	-	4,500
General and administrative	15,755	40
Total operating expenses	76,165	25,036

Income (loss) from operations	502	(25,036)

Other income:
Interest income	3	-
Total other income	3	-

Income (loss) from operations before income tax	505	(25,036)

Provision for income taxes	-	-

Net income (loss)	$505	$(25,036)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period - Basic and diluted	36,558,696	5,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	October 31, 2014	October 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$505	$(25,036)
Changes in operating assets and liabilities:
Increase in accounts receivable	(110,000)	-
Increase in prepaid expense and prepaid infrastructure expense	(186,949)	-
Increase in accounts payable	22,515	99
Net Cash Used In Operating Activities	(273,929)	(24,937)

Cash Flows From Financing Activities:
Repayment of loan to related party	(4,346)	-
Proceeds from sales of stock	1,246,000	-
Contributed capital by former officer	3,475	-
Net Cash Provided by Financing Activities	1,245,129	-

Net increase (decrease) in cash	971,200	(24,937)

Cash at beginning of period	16,224	86,475

Cash at end of period	$987,424	$61,538

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “CATI” shall mean Clone Algo Technologies Inc., a Nevada corporation.

Clone Algo Technologies Inc. was originally incorporated on March 7, 2013 in Nevada under the name TravelSafe, Inc. On September 24, 2014, the principal shareholder of TravelSafe (the “Seller”) entered into and closed a Stock Purchase Agreement with the two individuals (the “Purchasers”), whereby the Purchasers purchased from the Seller an aggregate of 5,000,000 shares of common stock, par value $0.00001 per share (the “Shares”) of TravelSafe, Inc. for an aggregate purchase price of $280,000 (the “Purchase Price”). The shares purchased represented approximately 84% of the total issued and outstanding shares of TravelSafe, Inc. Prior to the closing of the Stock Purchase Agreement, the Seller was the sole officer and director of the Company, as well as the Company’s majority shareholder. As a result of the sale of Shares, change in control of TravelSafe Inc. occurred and the company’s name was changed to Clone Algo Technologies Inc. (the “Company”).

Clone Algo Technologies Inc. is a technology company specializing in developing algorithms based on artificial intelligence and operates social investment networks. The Company ushers the social trading revolution and helps the users create passive income by cloning algorithms which automatically trade forex, shares, gold and CFDs to the account holder’s brokerage account.

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at October 31, 2014, and the results of operations and cash flows for the three months ended October 31, 2014. The balance sheet at July 31, 2014 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2014 Annual Report filed with the Securities and Exchange Commission on Form 10-K on September 17, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s unaudited financial statements. The unaudited condensed financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The unaudited condensed financial statements of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

The Company's main source of revenue is from developing customized algorithms for brokers, hedge funds, distributors and banks and licensing its Clone Algo Applications based on the type of trading in which their customers (its users) are engaged in.  Each user has multiple accounts running different algorithms for different asset classes.

The Company recognizes revenues when the customers accept the delivery of customized algorithms project and notify the Company in writing to confirm that they are satisfied with the completed projects and no further modifications needed, the price is fixed and the collection of revenue is reasonably assured.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended October 31, 2014 and 2013, there were no potentially dilutive common shares outstanding during the period.

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. At October 31, 2014 and July 31, 2014, the Company has $0 and $0 of cash equivalents.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

Income Taxes

The Company accounts for income taxes under ASC Topic 740, income taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses after certain ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred in September 2014. The amount of the Company's net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income subsequent to the ownership change.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

Business Segments

The Company operates in one segment and therefore, segment information is not presented.

Recent Accounting Pronouncements

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Except for the early adoption of ASU 2014-10, as discussed above, we have elected to take advantage of the benefits of this extended transition period.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – PREPAID INFRASTRUCTURE EXPENSE

On September 29, 2014, the Company entered into a one year agreement with a third party for providing technical services and support for maintaining its intellectual property platform and computer servers. The agreement is effective October 1, 2014, and is renewable for an additional year unless either party gives a written notice to the other party not to renew the agreement at least sixty days prior to the renewal date. Pursuant to the terms of the agreement, the Company agreed to pay $400,000 annually for maintaining its intellectual property platform and computer servers which will be amortized over the 12 months term. During the three months ended October 31, 2014, the Company prepaid $220,000 of infrastructure expense. The Company has amortized $33,333 of prepaid infrastructure expense and recorded the amount as cost of sales for the three months ended October 31, 2014. The unamortized prepaid infrastructure expense of $186,667 at October 31, 2014 will be amortized ratably over the remaining term of the agreement.

NOTE 4 - LOAN PAYABLE - RELATED PARTY

The Company’s former president was indebted for a total of $4,346 for expenses paid on behalf of the Company as of July 31, 2014. The Company has paid cash payment of $4,346 to the former president during the three months ended October 31, 2014. No amounts were payable as of October 31, 2014.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company’s capitalization at October 31, 2014 was 200,000,000 authorized shares of preferred stock, and 3,000,000,000 authorized shares of common stock, both with a par value of $0.001 per share.

On September 24, 2014, the Company filed an amendment to its Articles of Incorporation and increased its authorized number of shares of preferred stock from 10,000,000 to 200,000,000 shares and increased its authorized number of common stock from 250,000,000 to 3,000,000,000 shares. The Company increased the par value of its shares of preferred stock from $0.00001 to $0.001 per share, and increased the par value of its shares of common stock from $0.00001 to $0.001 per share.

Preferred Stock

The Company authorized 200,000,000 shares of preferred stock with a par value of $0.001 per share with rights and preferences to be determined by the board of directors. No preferred stock was issued and outstanding as of October 31, 2014.

Common Stock

On September 29, 2014, the Company and Strategyland Research Limited (the “Seller”) entered into an Intellectual Property Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Seller sold all of its rights, title and interest in and to the following assets, properties and rights: (a) the BookSmooth Trademark and the BookSmooth Domain Name; (b) all of the goodwill related to the Seller’s rights, title and interest to the BookSmooth Trademark and the BookSmooth Domain Name; (c) the BookSmooth Mobile APP complete with manuals; and (d) the BookSmooth Mobile APP Source codes (collectively, the “Intellectual Property” or “IP”). The Seller paid a cash consideration of $176,000 to the Company for the purchase of 88,000,000 shares of the Company’s common stock and for the sale of its Intellectual Property. The shares were issued and outstanding as of October 31, 2014. Upon the execution of agreement, Strategyland Research Limited became the majority shareholder of the Company.

On October 31, 2014, management performed a valuation analysis of the intangible Intellectual Property and concluded that the cost needed to support the value of the Intellectual Property, pursuant to FASB standards, would be too costly and time consuming as the Intellectual Property is extremely unique. As a result, the Company valued the IP to $0 at October 31, 2014.

On October 14, 2014, the Company sold 200,000 shares of its common stock (the “Shares”) to ten foreign investors (each a “Purchaser”) at a price per share of $12.50 for an aggregate offering price of $2,500,000. As of October 31, 2014, the subscription documents were completed for all 200,000 shares. The Company received cash consideration of $1,070,000 pursuant to the offering, and the remaining balance of $1,430,000 is recorded as subscriptions receivables as of October 31, 2014.

As a result of the above stock transactions, the Company has 94,150,000 shares of common stock issued and outstanding as of October 31, 2014.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

In-Kind Contribution of Services

During the three months ended October 31, 2014 and 2013, the former officer of the Company contributed services that had a fair value of $0 and $4,500, respectively.

Contributed Capital by Former Officer

During the three months ended October 31, 2014, the former officer of the Company contributed capital of $3,475 to fund the operating expenses.

NOTE 6 – CONCENTRATIONS

During the three months ended October 31, 2014, 100% of consulting income and accounts receivable were derived from two customers: 73% and 27%, respectively.

As of October 31, 2014, the Company has approximately $737,400 of cash in excess of FDIC insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and obtained our first two customers in a span of one and one-half months.

On September 24, 2014, John Fahlberg (the “Seller”) and Nakul Gupta and Oksana Murarova (the “Purchasers”) entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Seller an aggregate of 5,000,000 shares of common stock, par value $0.00001 per share (the “Shares”) of the Clone Algo Technologies Inc. (f/k/a) Travelsafe, Inc. (the “Company”) for an aggregate purchase price of $280,000 (the “Purchase Price”). The Shares represented approximately 84% of the issued and outstanding shares of the Company. Prior to the closing of the Stock Purchase Agreement, the Seller was the sole officer and director of the Company, as well as the Company’s majority shareholder.

In connection with the closing of the Stock Purchase Agreement, on September 24, 2014, John Fahlberg submitted to the Company a resignation letter pursuant to which he resigned from his position as officer and member of the Board of Directors of the Company. Mr. Fahlberg’s resignation was not a result of any disagreements relating to the Company’s operations, policies or practices. On September 24, 2014, the board of directors of the Company (the “Board”) and the majority stockholders of the Company (the “Shareholders”) accepted the resignation of Mr. Fahlberg and, contemporaneously appointed (i) Nakul Gupta to serve as the Chief Executive Officer, Chief Financial Officer and member of the Board of Directors; and (ii) Oksana Murarova to serve as the Secretary, Treasurer, and member of the Board of Directors. In addition, the Company amended its Articles of Incorporation and (a) changed its name from “Travelsafe, Inc.” to “Clone Algo Technologies Inc.”; (b) increased its authorized number of shares of common stock from 250 million to 3 billion; (c) increased its authorized number of shares of preferred stock from 10 million to 200 million; (d) increased the par value of its shares of common stock from $0.00001 to $0.001; and (e) increased the par value of its shares of preferred stock from $0.00001 to $0.001.

On September 29, 2014, the Company entered into a one year agreement with Tradeology Ltd. (“Tradeology”) for Tradeology to provide technical services and support for maintaining its intellectual property platform and computer servers. The agreement is effective October 1, 2014, and is renewable for an additional year unless either party gives a written notice to the other party not to renew the agreement at least sixty days prior to the renewal date. Pursuant to the terms of the agreement, the Company agreed to pay $400,000 annually for maintaining its intellectual property platform and computer servers. During the three months ended October 31, 2014, the Company prepaid $220,000 of this $400,000. Mr. Niraj Goel owns more than 50% of Tradeology and also, via his control of Strategyland Research Limited, controls the Company. Mr. Goel owns more than 50% of Strategyland Research Limited and is a member of its board of directors.

On September 29, 2014, the Company and a third party Strategyland Research Limited (Strategyland) entered into an Intellectual Property Transfer Agreement (the “Agreement”). Pursuant to the Agreement, Strategyland sold all of its rights, title and interest in and to the following assets, properties and rights: (a) the BookSmooth Trademark and the BookSmooth Domain Name; (b) all of the goodwill related to the Strategyland’s rights, title and interest to the BookSmooth Trademark and the BookSmooth Domain Name; (c) the BookSmooth Mobile APP complete with manuals; and (d) the BookSmooth Mobile APP Source codes (collectively, the “Intellectual Property”). Strategyland paid a cash consideration of $176,000 to the Company in consideration for the purchase of 88 million shares of Company’s common stock and sale of the Intellectual Property. The shares represent approximately 93.67% of the total issued and outstanding shares of the Company. This resulted in a change of control of the Company with Strategyland Research Limited becoming the majority shareholder of the Company.

The Company plans on launching, in the coming weeks, a new mobile application called “YAY.” This APP will eventually allow users to: 1) make free phone calls to other users; 2) chat and send photos for free to other users; 3) get pre-approved for loans; 4) share pictures and videos on our social networking service; 5) sell items to other users; 6) sell items on a wholesale basis to other users who are retailers; 7) reserve hotel rooms and travel packages; and 8) obtain discounts from our partners.

We are a technology company specializing in developing algorithms based on artificial intelligence and operate social investment networks. The Company ushers the social trading revolution and helps the users create passive income by cloning algorithms which automatically trade forex, shares, gold and CFDs to the account holder’s brokerage account. Our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name.

Results of Operation

We have conducted minimal operations during the three months ended October 31, 2014, and we have recorded $110,000 in revenues for developing software applications for our customers during this period as compared to $0 in revenues for the same comparable period in 2013.  We recorded maintenance cost of our intellectual property infrastructure and computer servers as cost of sales of $33,333 for the three months ended October 31, 2014 as compared to $0 for the same comparable period in 2013.

Our total operating expenses for the three months ended October 31, 2014 and 2013 were $76,165 and $25,036, respectively. We recorded $60,410 for legal, accounting and consulting fees for the three months ended October 31, 2014 as compared to $20,496 for the same comparable period in 2013. The Company had a change in control during the quarter ended October 31, 2014. As a result, the Company incurred increased legal and consulting expenses during the quarter ended October 31, 2014 as compared to 2013. General and administrative expenses including officer compensation were $15,755 and $4,540 for the three months ended October 31, 2014 and 2013, respectively.

We earned a net income of $505 from our operations for the three months ended October 31, 2014 as compared to a loss of $25,036 for the same comparable period in 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $987,424 at October 31, 2014 compared to $16,224 at July 31, 2014. The Company recorded $110,000 in accounts receivables, $186,667 in prepaid infrastructure expense and $5,050 in prepaid expenses at October 31, 2014.

Management expects the Company’s expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional software APPs. The Company anticipates earning revenues over the next twelve months from software development of customized applications, however, it may be dependent on the proceeds from future debt or equity investments to sustain its operations and implement its business plan. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have an effect on its anticipated results from operations and financial condition. There is no assurance that the Company will be able to obtain necessary amounts of capital or that its estimates of capital requirements will prove to be accurate.

The Company presently does not have any significant credit available, bank financing or other external sources of liquidity. Its current operations and capital raise have been a source of liquidity, however, the Company will need to obtain additional capital in order to expand its operations and continue being profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that it will be successful in obtaining additional funding.

To the extent that the Company has raised additional capital through the sale of equity, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the cash assets prove to be inadequate to meet the Company’s operational needs, it may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed, or experience unexpected cash requirements that would force the Company to seek alternative financing.

Management has been successful in the past in raising capital, however, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned service development and marketing efforts, any of which could have a negative impact on our business and operating results.

The following detailed information summarizes the key components of our cash flows for the three months ended October 31, 2014. To date, we have financed our growth from our operations and through the sale of our stock. Our primary use of cash has been for legal, accounting and consulting fees. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

1.	An increase in working capital requirements to finance additional product development,
2.	Addition of administrative and sales personnel as the business grows,
3.	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets, and
4.	The cost of being a public company.

Operating Activities

Net cash flows used in operating activities was $273,929 for the three months period ended October 31, 2014 which resulted primarily due to our net income of $505, increase in accounts receivable of $110,000, increase in prepaid expenses and prepaid infrastructure expense of $186,949, and increase in accounts payable of $22,515.

Financing Activities

Net cash provided by financing activities was $1,245,129 for the three months period ended October 31, 2014 primarily due to contributed capital by former officer of $3,475 and cash received from sales of stock of $1,246,000, which was offset by cash paid for loan to related party of $4,346.

As a result of the above activities, the Company recorded a net increase in cash of $971,200 during the three months ended October 31, 2014. As reflected in the unaudited condensed financial statements, the Company has an accumulated deficit of $95,174 as of October 31, 2014 and has available cash of $987,424 as of October 31, 2014 to meet its current obligations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our financial statements for the period ended October 31, 2014, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, income taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses after certain ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred in September 2014. The amount of the Company's net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income subsequent to the ownership change.

Recent Accounting Pronouncements

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Except for the early adoption of ASU 2014-10, as discussed above, we have elected to take advantage of the benefits of this extended transition period.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of October 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2014, the Company entered into an Intellectual Property Transfer Agreement with Strategyland Research Limited to acquire the seller’s rights, title and interest in and to the following assets, properties and rights: (a) the BookSmooth Trademark and the BookSmooth Domain Name; (b) all of the goodwill related to the seller’s rights, title and interest to the BookSmooth Trademark and the BookSmooth Domain Name; (c) the BookSmooth Mobile APP complete with manuals; and (d) the BookSmooth Mobile APP Source codes. In addition, the seller paid a cash consideration of $176,000 to the Company. In consideration of the sale of the Intellectual Property, the Company agreed to issue 88,000,000 shares of its common stock to the seller.

During the three months ended October 31, 2014, the Company sold 200,000 shares of its common stock to ten foreign investors at a price per share of $12.50 for an aggregate offering price of $2,500,000. As of October 31, 2014, the subscription documents were completed for all 200,000 shares. The Company had received $1,070,000 cash from the offering, and the remaining balance of $1,430,000 was recorded as subscription receivables.

The shares of common stock in these offerings were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”) and/or Regulation S promulgated under the Securities Act (“Regulation S”).  We made this determination based on the representations of each Purchaser which included, in pertinent part, that each such Purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D, (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act or (c) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S and upon such further representations from each Purchaser that (i) such Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the Purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the Purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the Purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation (1).
10.1	Stock Purchase Agreement, dated September 23, 2014 by and among John Fahlberg, Nakul Gupta, and Oksana Murarova (2).
10.2	Intellectual Property Transfer Agreement, dated September 29, 2014 (3).
10.3	Infrastructure Fee Agreement, dated September 29, 2014.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1) Incorporated by reference to Exhibit 3.1 to the Current Report to Form 8-K filed with the SEC on September 30, 2014.

(2) Incorporated by reference to Exhibit 10.1 to the Current Report to Form 8-K filed with the SEC on September 30, 2014.

(3) Incorporated by reference to Exhibit 10.1 to the Current Report to Form 8-K filed with the SEC on November 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2014

Clone Algo Technologies Inc.

/s/ Nakul Gupta
Name: Nakul Gupta
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)