Form 10-Q
period 2015-01-31
Clone Algo Technologies Inc.
filed 2015-03-23
CIK 1582589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended January 31, 2015

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

Yes ☐ No ☑

As of March 23, 2015, the registrant had 94,157,400 shares of its common stock outstanding.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

 QUARTERLY REPORT ON FORM 10-Q

January 31, 2015

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED BALANCE SHEETS

	January 31, 2015	July 31, 2014
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,122,360	$16,224
Accounts receivable, net of allowance for bad debts $0	145,000	-
Prepaid infrastructure expense	86,667	-
Prepaid expenses	2,700	4,768
Total assets	$2,356,727	$20,992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$22,679	$450
Loan payable to related party	-	4,346
Total liabilities	22,679	4,796

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 200,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 3,000,000,000 shares authorized, 94,157,400 and 5,950,000 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	94,157	5,950
Additional paid-in capital	2,789,692	105,925
Subscriptions received	(451,500)	-
Accumulated deficit	(98,301)	(95,679)
Total stockholders' equity	2,334,048	16,196

Total liabilities and stockholders' equity	$2,356,727	$20,992

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Revenues	$145,000	$-	$255,000	$-

Cost of sales	100,000	-	133,333	-

Gross profit	45,000	-	121,667	-

Operating expenses:
Professional fees	42,544	22,088	102,954	42,584
Compensation	-	4,500	-	9,000
General and administrative	9,070	924	24,825	964
Total operating expenses	51,614	27,512	127,779	52,548

Loss from operations	(6,614)	(27,512)	(6,112)	(52,548)

Other income:
Interest income	9	-	12	-
Gain on investment	3,478	-	3,478	-
Total other income	3,487	-	3,490	-

Loss from operations before income tax	(3,127)	(27,512)	(2,622)	(52,548)

Provision for income taxes	-	-	-	-

Net loss	$(3,127)	$(27,512)	$(2,622)	$(52,548)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	94,154,200	5,950,000	65,356,448	5,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	January 31, 2015	January 31, 2014
Cash Flows From Operating Activities:
Net loss	$(2,622)	$(52,548)
Adjustment to reconcile net loss to net cash used in operating activities:
In kind contribution of services	-	9,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(145,000)	-
Increase in prepaid expense and prepaid infrastructure expense	(84,600)	(10,937)
Increase in accounts payable	22,229	-
Net Cash Used In Operating Activities	(209,993)	(54,485)

Cash Flows From Financing Activities:
Repayment of loan to related party	(4,346)	-
Proceeds from sales of stock	2,317,000	-
Contributed capital by former officer	3,475	-
Net Cash Provided by Financing Activities	2,316,129	-

Net increase (decrease) in cash	2,106,136	(54,485)

Cash and cash equivalents at beginning of period	16,224	86,475

Cash and cash equivalents at end of period	$2,122,360	$31,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2015

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

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at January 31, 2015, and the results of operations and cash flows for the six months ended January 31, 2015. The balance sheet at July 31, 2014 is derived from the Company’s audited financial statements.

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

JANUARY 31, 2015

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and six months ended January 31, 2015 and 2014, there were no potentially dilutive common shares outstanding during the period.

Cash and Cash Equivalents

The Company considers all cash on hand, cash held at the brokerage account, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2015

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

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 3 – PREPAID INFRASTRUCTURE EXPENSE

On September 29, 2014, the Company entered into a one year agreement with an entity for providing technical services and support for maintaining its intellectual property platform and computer servers. The agreement was effective October 1, 2014, and is renewable for an additional year unless either party gives a written notice to the other party not to renew the agreement at least sixty days prior to the renewal date. Pursuant to the terms of the agreement, the Company agreed to pay $400,000 annually for maintaining its intellectual property platform and computer servers which will be amortized over the 12 months term. The Company has amortized $133,333 of prepaid infrastructure expense and recorded $100,000 and $133,333 as cost of sales for the three months and six months ended January 31, 2015. The unamortized prepaid infrastructure expense of $86,667 at January 31, 2015 will be amortized ratably over the remaining term of the agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s former president was indebted for a total of $4,346 for expenses paid on behalf of the Company as of July 31, 2014. The Company has paid cash payment of $4,346 to the former president during the six months ended January 31, 2015. No amounts were payable as of January 31, 2015.

On September 29, 2014, Strategyland Research Limited (the “Strategyland”) entered into an Intellectual Property Transfer Agreement with the Company, and sold all of its rights in the Intellectual Property and acquired 88,000,000 shares of common stock for a cumulative consideration of $176,000 (See Note 5). The shares issued represented approximately 93.67% of the issued and outstanding shares of the Company and resulted in a change in control.

Mr. Niraj Goel controls Strategyland as he owns more than 50% of Strategyland,and is a member of its board of directors. In addition, Mr. Goel owns more than 50% of the entity which provides technical services and support to maintain the Company’s intellectual property platform and computer servers (See Note 3).

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company’s capitalization at January 31, 2015 was 200,000,000 authorized shares of preferred stock, and 3,000,000,000 authorized shares of common stock, both with a par value of $0.001 per share.

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

Preferred Stock

The Company authorized 200,000,000 shares of preferred stock with a par value of $0.001 per share with rights and preferences to be determined by the board of directors. No preferred stock was issued and outstanding as of January 31, 2015.

Common Stock

On September 29, 2014, the Company and Strategyland entered into an Intellectual Property Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Strategyland sold all of its rights, title and interest in and to the following assets, properties and rights: (a) the BookSmooth Trademark and the BookSmooth Domain Name; (b) all of the goodwill related to the Seller’s rights, title and interest to the BookSmooth Trademark and the BookSmooth Domain Name; (c) the BookSmooth Mobile APP complete with manuals; and (d) the BookSmooth Mobile APP Source codes (collectively, the “Intellectual Property” or “IP”), and paid a cash consideration of $176,000 to the Company for the purchase of 88,000,000 shares of the Company’s common stock and for the sale of its Intellectual Property. The Company authorized to issue the 88,000,000 common shares on September 29, 2014 and were issued and outstanding as of January 31, 2015. Upon the execution of agreement, Strategyland became the majority shareholder of the Company. The Company has valued the IP at $0 in the accompanying financial statements at January 31, 2015.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2015

On October 14, 2014, the Company sold 200,000 shares of its common stock (the “Shares”) to ten foreign investors (each a “Purchaser”) at a price per share of $12.50 for an aggregate offering price of $2,500,000. As of January 31, 2015, the subscription documents were completed for all 200,000 shares. The Company received cash consideration of $2,048,500 pursuant to the offering, and the remaining balance of $451,500 is recorded as subscriptions receivables as of January 31, 2015. During three months ended January 31, 2015, the Company sold 400 shares and 7,000 shares at a price per share of $12.50 for cash proceeds of $92,500.

As a result of the above stock transactions, the Company has 94,157,400 shares of common stock issued and outstanding as of January 31, 2015.

In-Kind Contribution of Services

During the three months and six months ended January 31, 2015, the officer of the Company contributed services that had a fair value of $0 and $0. During the three months and six months ended January 31, 2014, a former officer of the Company contributed services that had a fair value of $4,500 and $9,000, respectively.

Contributed Capital by Former Officer

During the six months ended January 31, 2015, the former officer of the Company contributed capital of $3,475 to fund the operating expenses.

NOTE 6 – CONCENTRATIONS

During the three months ended January 31, 2015, 100% of consulting income and accounts receivable were derived from two customers: 61% and 39%. During the six months ended January 2015, 100% of consulting income and accounts receivable were derived from two customers: 66% and 34%, respectively.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through January 31, 2015. The Company has $2,069,399 of cash held in a foreign brokerage account as of January 31, 2015.

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

On September 29, 2014, the Company entered into a one year agreement with Tradeology Ltd. (“Tradeology”) for Tradeology to provide technical services and support for maintaining its intellectual property platform and computer servers. The agreement is effective October 1, 2014, and is renewable for an additional year unless either party gives a written notice to the other party not to renew the agreement at least sixty days prior to the renewal date. Pursuant to the terms of the agreement, the Company agreed to pay $400,000 annually for maintaining its intellectual property platform and computer servers. During the six months ended January 31, 2015, the Company has prepaid $86,667 of this $400,000. Mr. Niraj Goel owns more than 50% of Tradeology and also, via his control of Strategyland Research Limited, controls the Company. Mr. Goel owns more than 50% of Strategyland Research Limited and is a member of its board of directors.

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

The Company plans on launching a new mobile application called “YAY.” This APP will eventually allow users to: 1) make free phone calls to other users; 2) chat and send photos for free to other users; 3) get pre-approved for loans; 4) share pictures and videos on our social networking service; 5) sell items to other users; 6) sell items on a wholesale basis to other users who are retailers; 7) reserve hotel rooms and travel packages; and 8) obtain discounts from our partners.

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

Results of Operation

We have conducted minimal operations during the three months and six months ended January 31, 2015. We have recorded $145,000 and $255,000 in revenues for developing software applications for our two customers during this period as compared to $0 in revenues for the same comparable periods in 2014.  We recorded maintenance cost of our intellectual property infrastructure and computer servers as cost of sales of $100,000 and $133,333 for the three months and six months ended January 31, 2015 as compared to $0 for the same comparable periods in 2014.

Our total operating expenses for the three months and six months ended January 31, 2015 and 2014 were $51,614 and $127,779 as compared to $27,512 and $52,548 for the same comparable periods in 2014. We recorded $42,544 and $102,954 for legal, accounting and consulting fees for the three months and six months ended January 31, 2015 as compared to $22,088 and $42,584 for the same comparable periods in 2014. The Company had a change in control during the quarter ended October 31, 2014. As a result, the Company incurred increased legal, accounting and consulting expenses during the three months and six months ended January 31, 2015 as compared to the same comparable periods in 2014. The Company recorded expenses relating to transfer agents fees and edgar filings of $3,917 and $12,989 for the three months and six months ended January 31, 2015 as compared to $7,203 and $8,538 for the same comparable periods in 2014.General and administrative expenses including travel and officer compensation were $9,070 and $24,825 for the three months and six months ended January 31, 2015 as compared to $5,424 and $9,964 for the same comparable periods in 2014.

We recorded a realized gain on investments of $3,478 and $3,478 for the three months and six months ended January 31, 2014. The Company realized a gain by using its own developed algorithms in investing in foreign currency transactions. The Company did not invest in forex transactions in the comparable periods in 2014.

We reported a net loss of $3,127 and $2,622 from our operations for the three months and six months ended January 31, 2015 as compared to a loss of $27,512 and $52,548 for the same comparable periods in 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $2,122,360 at January 31, 2015 compared to $16,224 at July 31, 2014. The Company recorded $145,000 in accounts receivables, $86,667 in prepaid infrastructure expense and $2,700 in prepaid expenses at January 31, 2015.

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

The following detailed information summarizes the key components of our cash flows for the six months ended January 31, 2015. To date, we have financed our growth from our operations and through the sale of our stock. Our primary use of cash has been for legal, accounting and consulting fees. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

1.	An increase in working capital requirements to finance additional product development,
2.	Addition of administrative and sales personnel as the business grows,
3.	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets, and
4.	The cost of being a public company.

Operating Activities

Net cash flows used in operating activities was $209,993 for the six months period ended January 31, 2015 which resulted primarily due to our increase in accounts receivable of $145,000, increase in prepaid expenses and prepaid infrastructure expense of $84,600, and increase in accounts payable of $22,229.

Financing Activities

Net cash provided by financing activities was $2,316,129 for the six months period ended January 31, 2015 primarily due to contributed capital by former officer of $3,475 and cash received from sales of stock of $2,317,000, which was offset by cash used to pay a loan to a related party of $4,346.

As a result of the above activities, the Company recorded a net increase in cash of $2,106,136 during the six months ended January 31, 2015. As reflected in the unaudited condensed financial statements, the Company has a working capital of $2,334,048 as of January 31, 2015 and has available cash of $2,122,360 as of January 31, 2015 to meet its current obligations.

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

While our significant accounting policies are described in more detail in Note 2 of our financial statements for the period ended January 31, 2015, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash held at brokerage account, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of January 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations and a small number of employees, we lack segregation of duties in our normal day to day functions. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2015, the Company sold 7,400 shares of its common stock to three foreign investors at a price per share of $12.50 for an aggregate offering price of $92,500. The Company has received $92,500 cash from the offering as of January 31, 2015.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation (1).
10.1	Stock Purchase Agreement, dated September 23, 2014 by and among John Fahlberg, Nakul Gupta, and Oksana Murarova (2).
10.2	Intellectual Property Transfer Agreement, dated September 29, 2014 (3).
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

Date: March 23, 2015

Clone Algo Technologies Inc.

/s/ Nakul Gupta
Name: Nakul Gupta
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)