Form 10-Q
period 2015-04-30
Clone Algo Technologies Inc.
filed 2015-06-15
CIK 1582589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 30, 2015

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

Yes ☐ No ☑

As of June 15, 2015, the registrant had 94,157,400 shares of its common stock outstanding.

CLONE ALGO TECHNOLOGIES INC.

 QUARTERLY REPORT ON FORM 10-Q

APRIL 30, 2015

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED BALANCE SHEETS

	April 30, 2015	July 31, 2014
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,079,707	$16,224
Accounts receivable, net of allowance for bad debts $0	165,000	-
Prepaid expenses	5,975	4,768
Total assets	$2,250,682	$20,992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$35,417	$450
Accrued liability	420,000	-
Loan payable to related party	-	4,346
Total liabilities	455,417	4,796

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 200,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 3,000,000,000 shares authorized, 94,157,400 and 5,950,000 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	94,157	5,950
Additional paid-in capital	2,789,692	105,925
Subscriptions received	(451,500)	-
Accumulated deficit	(637,084)	(95,679)
Total stockholders' equity	1,795,265	16,196

Total liabilities and stockholders' equity	$2,250,682	$20,992

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenues	$50,000	$-	$305,000	$-

Cost of sales	100,000	-	233,333	-

Gross profit	(50,000)	-	71,667	-

Operating expenses:
Professional fees	11,709	13,568	102,543	56,152
Software development fees	450,000	-	462,120	-
Compensation	-	4,500	-	13,500
General and administrative	9,858	281	34,683	1,245
Total operating expenses	471,567	18,349	599,346	70,897

Loss from operations	(521,567)	(18,349)	(527,679)	(70,897)

Other income (expense):
Interest income	5	-	17	-
Loss on investment	(17,221)	-	(13,743)	-
Total other income (expense)	(17,216)	-	(13,726)	-

Loss from operations before income tax	(538,783)	(18,349)	(541,405)	(70,897)

Provision for income taxes	-	-	-	-

Net loss	$(538,783)	$(18,349)	$(541,405)	$(70,897)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	94,157,400	5,950,000	74,745,769	5,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	April 30, 2015	April 30, 2014
Cash Flows From Operating Activities:
Net loss	$(541,405)	$(70,897)
Adjustment to reconcile net loss to net cash used in operating activities:
In kind contribution of services	-	13,500
Amortization expense	-	4,608
Changes in operating assets and liabilities:
Increase in accounts receivable	(165,000)	-
Increase in prepaid expenses	(1,208)	(12,500)
Increase in accounts payable	34,967	-
Increase in accrued liability	420,000	-
Net Cash Used In Operating Activities	(252,646)	(65,289)

Cash Flows From Financing Activities:
Loan from related party	-	125
Repayment of loan to related party	(4,346)	-
Proceeds from sales of stock	2,317,000	-
Contributed capital by former officer	3,475	-
Net Cash Provided by Financing Activities	2,316,129	125

Net increase (decrease) in cash	2,063,483	(65,164)

Cash and cash equivalents at beginning of period	16,224	86,475

Cash and cash equivalents at end of period	$2,079,707	$21,311

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “CATI” shall mean Clone Algo Technologies Inc., a Nevada corporation.

Clone Algo Technologies Inc. was originally incorporated on March 7, 2013 in Nevada under the name TravelSafe, Inc. On September 24, 2014, the principal shareholder of TravelSafe (the “Seller”) entered into and closed a Stock Purchase Agreement with the two individuals (the “Purchasers”), whereby the Purchasers purchased from the Seller of TravelSafe, Inc. an aggregate of 5,000,000 shares of common stock, par value $0.00001 per share (the “Shares”) for an aggregate purchase price of $280,000 (the “Purchase Price”). The shares purchased represented approximately 84% of the total issued and outstanding shares of TravelSafe, Inc. Prior to the closing of the Stock Purchase Agreement, the Seller was the sole officer and director of the Company, as well as the Company’s majority shareholder. As a result of the sale of shares, change in control of TravelSafe Inc. occurred and the company’s name was changed to Clone Algo Technologies Inc. (the “Company”).

Clone Algo Technologies Inc. is a technology company specializing in developing algorithms based on artificial intelligence and operates social investment networks. CATI has started development of a franchisee system and technology based on artificial intelligence for powering boutique health resorts & spas. The mobile application will be downloaded by the clients from App store or android store. The health resorts & spas will pay a monthly subscription fee for the technology which the health spa customers will use. This technology will take approximately one year to develop, test and commercially launch.

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at April 30, 2015, and the results of operations and cash flows for the nine months ended April 30, 2015. The balance sheet at July 31, 2014 is derived from the Company’s audited financial statements.

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

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2015

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and nine months ended April 30, 2015 and 2014, there were no potentially dilutive common shares outstanding during the period.

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

APRIL 30, 2015

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

The Company’s financial instruments consist principally of cash, amounts receivable and accounts payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2015

NOTE 3 – PREPAID INFRASTRUCTURE EXPENSE

On September 29, 2014, the Company entered into a one year agreement with Stragegyland Reserch Limited (the “Strategyland”), which providing technical services and support for maintaining its intellectual property platform and computer servers. The agreement was effective October 1, 2014, and is renewable for an additional year unless either party gives a written notice to the other party not to renew the agreement at least sixty days prior to the renewal date. Pursuant to the terms of the agreement, the Company agreed to pay $400,000 annually for maintaining its intellectual property platform and computer servers which will be amortized over the 12 months term. The Company has amortized $233,333 of prepaid infrastructure expense and recorded $100,000 and $233,333 as cost of sales for the three months and nine months ended April 30, 2015.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s former president was indebted for a total of $4,346 for expenses paid on behalf of the Company as of July 31, 2014. The Company has paid cash payment of $4,346 to the former president during the nine months ended April 30, 2015.

On September 29, 2014, Strategyland entered into an Intellectual Property Transfer Agreement with the Company, and sold all of its rights in the Intellectual Property and acquired 88,000,000 shares of common stock for a cumulative consideration of $176,000 (See Note 5). The shares issued represented approximately 93.67% of the issued and outstanding shares of the Company and resulted in a change in control.

Mr. Niraj Goel controls Strategyland as he owns more than 50% of Strategyland, and is a member of its board of directors. In addition, Mr. Goel owns more than 50% of the entity which provides technical services and support to maintain the Company’s intellectual property platform and computer servers (See Note 3).

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company’s capitalization at April 30, 2015 was 200,000,000 authorized shares of preferred stock, and 3,000,000,000 authorized shares of common stock, both with a par value of $0.001 per share.

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

Preferred Stock

The Company authorized 200,000,000 shares of preferred stock with a par value of $0.001 per share with rights and preferences to be determined by the board of directors. No preferred stock was issued and outstanding as of April 30, 2015.

Common Stock

On September 29, 2014, the Company and Strategyland entered into an Intellectual Property Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Strategyland sold all of its rights, title and interest in and to the following assets, intellectual properties and rights: (a) the BookSmooth Trademark and the BookSmooth Domain Name; (b) all of the goodwill related to the Seller’s rights, title and interest to the BookSmooth Trademark and the BookSmooth Domain Name; (c) the BookSmooth Mobile APP complete with manuals; and (d) the BookSmooth Mobile APP Source codes (collectively, the “Intellectual Property”), and paid a cash consideration of $176,000 to the Company for the purchase of 88,000,000 shares of the Company’s common stock and for the sale of its Intellectual Property. The Company authorized to issue the 88,000,000 common shares on September 29, 2014 and such shares were issued and outstanding as of April 30, 2015. Upon the execution of agreement and issuance of common shares, Strategyland became the majority shareholder of the Company. The Company has valued the Intellectual Property at $0 in the accompanying financial statements at April 30, 2015.

CLONE ALGO TECHNOLOGIES INC.

(FORMERLY KNOWN AS TRAVELSAFE, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2015

On October 14, 2014, the Company sold 200,000 shares of its common stock (the “Shares”) to ten foreign investors (each a “Purchaser”) at a price per share of $12.50 for an aggregate offering price of $2,500,000. As of April 30, 2015, the subscription documents were completed for all 200,000 shares. The Company has received a cash consideration of $2,048,500 pursuant to the offering, and the remaining balance of $451,500 is recorded as subscriptions receivables as of April 30, 2015. In addition, for the nine months ended April 30, 2015, the Company sold 400 shares and 7,000 shares at a price per share of $12.50 for cash proceeds of $92,500.

As a result of the above stock transactions, the Company has 94,035,600 shares of common stock issued as of April 30, 2015 and 121,800 shares of common stock remained unissued as April 30, 2015.

In-Kind Contribution of Services

During the three months and nine months ended April 30, 2015, an officer of the Company contributed services that had a fair value of $0 and $0. During the three months and nine months ended April 30, 2014, a former officer of the Company had contributed services that had a fair value of $4,500 and $13,500, respectively.

Contributed Capital by Former Officer

During the nine months ended April 30, 2015, the former officer of the Company contributed capital of $3,475 to fund the operating expenses.

NOTE 6 – CONCENTRATIONS AND COMMITMENTS

During the three months ended April 30, 2015, 100% of consulting income and accounts receivable were derived from one customer. During the nine months ended April 30, 2015, 100% of consulting income and accounts receivable were derived from two customers: 55% and 45%, respectively.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through April 30, 2015. The Company has $2,052,178 of cash held in a foreign brokerage account as of April 30, 2015.

The Company entered into an outsourcing agreement on February 20, 2015 with a third party vendor to develop custom software for mobile applications (iOS and Android) for health resorts and wellness technology for a fee of $1,200,000, invoiced to the Company at the monthly rate of $150,000. For the three months and nine months ended April 30, 2015, the Company recorded software development expense of $450,000 and $462,120 towards the development of custom software applications.

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

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and obtained our first two customers in a span of four and one-half months.

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

On September 29, 2014, the Company and an entity Strategyland Research Limited (Strategyland) entered into an Intellectual Property Transfer Agreement (the “Agreement”). Pursuant to the Agreement, Strategyland sold all of its rights, title and interest in and to the following assets, intellectual properties and rights: (a) the BookSmooth Trademark and the BookSmooth Domain Name; (b) all of the goodwill related to the Strategyland’s rights, title and interest to the BookSmooth Trademark and the BookSmooth Domain Name; (c) the BookSmooth Mobile APP complete with manuals; and (d) the BookSmooth Mobile APP Source codes (collectively, the “Intellectual Property”). Strategyland paid a cash consideration of $176,000 to the Company in consideration for the purchase of 88 million shares of Company’s common stock and sale of the Intellectual Property. The shares represent approximately 93.67% of the total issued and outstanding shares of the Company. This resulted in a change of control of the Company with Strategyland become the majority shareholder of the Company.

On September 29, 2014, the Company entered into a one year agreement with Tradeology Ltd. (“Tradeology”) for Tradeology to provide technical services and support for maintaining its intellectual property platform and computer servers. The agreement is effective October 1, 2014, and is renewable for an additional year unless either party gives a written notice to the other party not to renew the agreement at least sixty days prior to the renewal date. Pursuant to the terms of the agreement, the Company agreed to pay $400,000 annually for maintaining its intellectual property platform and computer servers. During the nine months ended April 30, 2015, the Company has paid $220,000 of the $400,000 towards maintaining its intellectual property platform and computer servers. Mr. Niraj Goel owns more than 50% of Tradeology and Strategyland and is a member of Strategyland’s board of directors.

Clone Algo Technologies Inc. is a technology company specializing in developing algorithms based on artificial intelligence and operates social investment networks. We have started development of a mobile application for a franchisee system and technology based on artificial intelligence for powering boutique health resorts & spas. The mobile application will be downloaded by the clients from App store or android store. The health resorts & spas will pay a monthly subscription fee for the technology which the health spa customers will use. This technology will take approximately one year to develop, test and commercially launch.

The Company is also developing and plans on launching a mobile application called “YAY.” This APP will eventually allow users to: 1) make free phone calls to other users; 2) chat and send photos for free to other users; 3) get pre-approved for loans; 4) share pictures and videos on our social networking service; 5) sell items to other users; 6) sell items on a wholesale basis to other users who are retailers; 7) reserve hotel rooms and travel packages; and 8) obtain discounts from our partners.

Our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name.

Results of Operation

We have commenced our operations during the three months and nine months ended April 30, 2015. During the time we have recorded $50,000 and $305,000 in revenues for developing software applications for our two customers during this period as compared to $0 in revenues for the comparable periods in 2014.  We recorded maintenance cost of our intellectual property infrastructure and computer servers as cost of sales of $100,000 and $233,333 for the three months and nine months ended April 30, 2015 as compared to $0 for the comparable periods in 2014.

Our total operating expenses for the three months and nine months ended April 30, 2015 and 2014 were $471,567 and $599,346 as compared to $18,349 and $70,897 for the comparable periods in 2014. We recorded $11,709 and $102,954 for legal, accounting and consulting fees for the three months and nine months ended April 30, 2015 as compared to $13,568 and $56,152 for the comparable periods in 2014. The Company had a change in control during the quarter ended October 31, 2014. As a result, the Company incurred increased legal, accounting and consulting expenses during the three months and nine months ended April 30, 2015 as compared to the comparable periods in 2014. General and administrative expenses (“G&A”) included (a) expenses relating to transfer agents fees and edgar filings of $3,822 and $16,810 for the three months and nine months ended April 30, 2015 as compared to $5,766 and $13,623 for the same comparable periods in 2014, and (b) travel, other G&A and officer compensation expenses were $6,036 and $17,873 for the three months and nine months ended April 30, 2015 as compared to $4,781 and $14,745 for the same comparable periods in 2014. The Company recorded imputed officer’s compensation of $4,500 and $13,500 for the three months and nine months ended April 30, 2014 whereas, no officer’s compensation expense was recorded in comparable periods in 2015.

Software development expenses for the three months and nine months ended April 30, 2015 were $450,000 and $462,120 as compared to $0 for the comparable periods in 2014. On February 20, 2015, we entered into an outsourcing agreement with a third party consultant to develop custom software for mobile applications (iOS and Android) for health resorts and wellness technology for a fixed fee of $1,200,000, invoiced to the Company at the monthly rate of $150,000. For the three months and nine months ended April 30, 2015, the Company recorded software development expense of $450,000 and $462,120 towards the development of custom software applications for its two customers.

We recorded a realized loss on investments of $17,221 and $13,743 for the three months and nine months ended April 30, 2015. The Company realized a loss in using its own developed algorithms by investing in foreign currency transactions. The Company did not invest in forex transactions in the comparable periods in 2014.

We reported a net loss of $538,782 and $541,405 from our operations for the three months and nine months ended April 30, 2015 as compared to a loss of $18,349 and $70,897 for the same comparable periods in 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $2,079,707 at April 30, 2015 as compared to $16,224 at July 31, 2014. The Company recorded $165,000 in accounts receivables and $5,975 in prepaid assets at April 30, 2015.

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

The following detailed information summarizes the key components of our cash flows for the nine months ended April 30, 2015. To date, we have financed our growth from our operations and through the sale of our stock. Our primary use of cash has been for legal, accounting and consulting fees, payment of infrastructure maintenance fees and payment of software development fees. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

1.	An increase in working capital requirements to finance additional product development,
2.	Addition of administrative and sales personnel as the business grows,
3.	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets, and
4.	The cost of being a public company.

Operating Activities

Net cash flows used in operating activities was $252,646 for the nine months period ended April 30, 2015 which resulted primarily due to our increase in accounts receivable of $165,000, increase in prepaid expenses and prepaid infrastructure expense of $1,208, increase in accounts payable of $34,967 and an increase in accrued liability of $420,000.

Financing Activities

Net cash provided by financing activities was $2,316,129 for the nine months period ended April 30, 2015 primarily due to contributed capital by a former officer of $3,475 and cash received from sales of stock of $2,317,000 which was offset by cash used to pay a loan from a related party of $4,346.

As a result of the above activities, the Company recorded a net increase in cash of $2,063,483 for the nine months ended April 30, 2015. As reflected in the unaudited condensed financial statements, the Company has a working capital of $1,795,265 as of April 30, 2015 and has available cash of $2,079,707 as of April 30, 2015.

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

While our significant accounting policies are described in more detail in Note 2 of our financial statements for the period ended April 30, 2015, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of April 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

None.

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

Date: June 15, 2015

Clone Algo Technologies Inc.

/s/ Nakul Gupta
Name: Nakul Gupta
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)